Form 10-Q
period 2000-03-31
NOSTRAD TELECOMMUNICATIONS INC
filed 2000-05-22
CIK 1098075

Form 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

 (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

                         Commission File Number   N/A.

                         NOSTRAD TELECOMMUNICATIONS INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                          88-0306460
  State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization

420 - 171 West Esplanade
North Vancouver, British Columbia, Canada                      V7M 3J9
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (604) 983-8778

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes ___   No _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 19, 2000

Common Stock, no par value                                       12,200,000
         Class                                                 Number of shares

                         NOSTRAD TELECOMMUNICATIONS INC.

                                      INDEX

PART I    Financial Information                                         Page No.
          ---------------------                                         --------

          Item 1.  Financial Statements

                   Condensed Consolidated Balance Sheets
                     March 31, 2000 & 1999 and December 31, 1999            3

                   Condensed Consolidated Statements of Operations
                     Three Months ended March 31, 2000 & 1999               4

                   Condensed Consolidated Statement of Shareholders Equity
                     For the Three months ended March 31, 2000              5

                   Condensed Consolidated Statement of Cash Flows
                     Three Months ended March 31, 2000 & 1999               6

                   Notes to Condensed Consolidated Financial Statements     7

          Item 2.  Management Discussion and Analysis of Results of
                     Operations and Financial Condition                     8-11

Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

--------------------------------------------------------------------------------------------------------

Assets                                                   March 31,        December 31,       March 31,
                                                           2000               1999              1999
                                                        (unaudited)        (audited)        (unaudited)
                                                      --------------------------------------------------
Current Assets
  Cash                                                $    50,381        $     8,251        $      (791)
  Trade receivables                                       369,195            139,023             37,546
  Inventory                                                69,277             63,948
                                                                                                108,202
  Deposits & prepaid expenses                              35,911             38,888             48,778
-------------------------------------------------------------------------------------------------------
                                                          524,764            250,110            193,735

Licenses and Development Costs (note 2)
  Licenses, net                                           506,643            523,768            258,260
  Deferred development costs                               31,642             25,057            400,846
-------------------------------------------------------------------------------------------------------
                                                          538,285            548,825            659,106
Fixed Assets
  Fixed Assets                                            514,804            564,174            506,829
  less Accumulated Depreciation                          (333,170)          (274,021)          (181,979)
-------------------------------------------------------------------------------------------------------
                                                          181,634            290,154            324,850
-------------------------------------------------------------------------------------------------------
                                                      $ 1,244,683        $ 1,089,088        $ 1,177,691
=======================================================================================================

Liabilities
Current Liabilities
  Accounts payable                                    $   903,244        $ 1,019,836        $   598,565
  Shareholder loans                                       357,752            600,800            626,830
  Due to related parties                                  598,836            405,503             48,890
-------------------------------------------------------------------------------------------------------
                                                        1,859,832          2,026.139          1,274,285
-------------------------------------------------------------------------------------------------------
Commitments

Shareholders' Equity
Share Capital
  Authorized
     25,000,000 common shares, par value $0.001
  Issued & outstanding - 11,200,000 common                 11,200             11,200              9,900
   shares (9,900,000 common shares at
   March 31, 1999)
Additional Paid-in Capital                              1,618,395          1,618,395          1,489,695
Subscriptions received                                    946,900            250,000
-------------------------------------------------------------------------------------------------------
Accumulated Deficit                                    (3,191,644)        (2,816,646)        (1,596,189)
-------------------------------------------------------------------------------------------------------
                                                         (615,149)          (937,051)           (96,594)
-------------------------------------------------------------------------------------------------------
                                                      $ 1,244,683        $ 1,089,088        $ 1,177,691
=======================================================================================================

The notes to unaudited condensed consolidated financial statements are an integral part thereof

Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

--------------------------------------------------------------------------------

                                                 Quarter             Quarter
                                                  ended                ended
                                                March 31             March 31
                                                  2000                 1999
                                                  ----                 ----
Revenues
  Sales & Service Revenues                   $    144,338          $     21,032
--------------------------------------------------------------------------------
Cost of Sales
  Materials                                        48,550                53,997
  Direct Marketing                                    243                10,073
--------------------------------------------------------------------------------
                                                   48,793                64,070
--------------------------------------------------------------------------------
Gross Profit                                       95,525               (43,038)

Expenses
  Professional costs                              119,726                91,070
  Office and administration                       172,235                69,241
  Travel                                           18,400                44,778
  Depreciation & amortization                      62,960                49,323
  Salary and benefits                              37,266                45,402
  Communication costs                              13,181                12,940
  Investor relations                                6,527                   361
--------------------------------------------------------------------------------
                                                  430,295               313,115
--------------------------------------------------------------------------------
Net loss                                         (334,770)             (353,153)
Other
  Foreign exchange gain (loss)                    (40,228)               56,386
--------------------------------------------------------------------------------
Net comprehensive loss                       $   (374,998              (299,767)
================================================================================
Average Number of outstanding                  11,200,000             9,900,000
 shares
--------------------------------------------------------------------------------

Net (loss) per share                         $      (0.03)         $       (.03)
================================================================================

The notes to unaudited condensed consolidated financial statements are an integral part thereof

Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

--------------------------------------------------------------------------------
March 31, 2000


                                                                                                        Comprehensive
                                         Subscribed                  Common Stock           Additional  Income (loss)/
                                  -----------------------       --------------------         Paid-in     Accumulated
                                    Shares       Amount          Shares        Amount        Capital       Deficit         Total
------------------------------------------------------------------------------------------------------------------------------------
Common stock split
after
January 1, 1997                          --    $        --      3,000,000   $     3,000   $        --    $        --    $     3,000
Share Subscriptions                 461,538        300,000             --            --            --             --        300,000
Reverse Acquisition
by Nostrad                               --             --      3,700,000         3,700       367,640             --        371,340
Foreign Currency
Translation                              --             --             --            --            --          8,257          8,257
Net loss - 1997                          --             --             --            --            --       (334,857)      (334,857)
------------------------------------------------------------------------------------------------------------------------------------
Balance
December 31, 1997                   461,538        300,000      6,700,000         6,700       367,640       (326,600)       347,740
------------------------------------------------------------------------------------------------------------------------------------
Private Placement,
net of Subcriptions                (461,538)      (300,000)     1,500,000         1,500       973,500             --        675,000
Finders Fees                             --             --             --            --       (19,745)            --        (19,745)
Shares issued for
Licenses                                 --             --      1,700,000         1,700       168,300             --        170,000
Foreign Currency
Translation                              --             --             --            --            --        (11,929)       (11,929)
------------------------------------------------------------------------------------------------------------------------------------
Net loss - 1998                          --             --             --            --            --       (957,895)      (957,895)
------------------------------------------------------------------------------------------------------------------------------------
Net Comprehensive
Loss                                                                                                        (969,824)
------------------------------------------------------------------------------------------------------------------------------------
Balance
December 31, 1998                        --             --      9,900,000         9,900     1,489,695     (1,292,752)       203,171
------------------------------------------------------------------------------------------------------------------------------------
Shares issued for
Licenses                                 --             --      1,300,000         1,300       128,700             --        130,000
------------------------------------------------------------------------------------------------------------------------------------
Subscription
received                                 --        250,000             --            --            --             --        250,000
------------------------------------------------------------------------------------------------------------------------------------
Foreign Currency
Translation                              --             --             --            --            --        (10,192)       (10,192)
------------------------------------------------------------------------------------------------------------------------------------
Net loss - 1999                          --             --             --            --            --     (1,510,031)    (1,510,031)
------------------------------------------------------------------------------------------------------------------------------------
Net Comprehensive
Loss                                                                                                      (1,520,222)
------------------------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 1999                        --       250, 000     11,200,000        11,200     1,618,395     (2,816,646)      (937,051)
------------------------------------------------------------------------------------------------------------------------------------
Subscription
received                                 --        704,000             --         7,100            --             --        969,900
------------------------------------------------------------------------------------------------------------------------------------
Foreign Currency
Translation                              --             --             --            --            --        (40,228)       (40,228)
------------------------------------------------------------------------------------------------------------------------------------
Net loss -
March 31, 2000                           --             --             --            --            --       (334,770)      (334,770)
------------------------------------------------------------------------------------------------------------------------------------
Net Comprehensive
Loss                                                                                                        (374,998)
------------------------------------------------------------------------------------------------------------------------------------
Balance,
March 31, 2000                           --       954, 000     11,200,000        18,300     1,618,395     (3,191,644)      (615,149)
------------------------------------------------------------------------------------------------------------------------------------

The notes to the unaudited condensed consolidated financial statements are an integral part thereof

Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                         Quarter       Quarter
                                                          ended         ended
                                                         March 31      March 31
                                                           2000          1999
                                                           ----          ----
OPERATING ACTIVITIES
  Net income (loss) for period                          $(374,998)    $(299,767)
  Add expense items not involving cash
      Depreciation                                         62,960        49,323
  Add changes in non-cash working capital items:
      Accounts receivable                                (230,172)       (3,323)
      Inventory                                            (5,329)          (88)
      Deposits & prepaids                                   2,977       (16,658)
      Accounts Payable                                     76,740       203,515
--------------------------------------------------------------------------------
Net funds (used) by operating activities                 (467,822)      (66,998)

INVESTING ACTIVITIES
  Licenses & deferred development costs                   (26,407)        2,480
  Fixed asset purchases                                    82,507       (55,621)
--------------------------------------------------------------------------------
Net funds (used) by investing activities                   56,100       (53,141)

FINANCING ACTIVITIES
  Share subscriptions                                     696,900            --
  Shareholder loans                                      (243,048)       44,981
--------------------------------------------------------------------------------
Net funds provided by financing activities                453,852        44,981
--------------------------------------------------------------------------------

NET INCREASE IN CASH                                       42,130       (75,158)
   Cash at beginning of period                              8,251        74,367
--------------------------------------------------------------------------------
CASH AT END OF PERIOD                                   $  50,381     $    (791)
================================================================================

The notes to condensed consolidated financial statements are an integral part thereof

Supplemental information:

  Interest paid                                         $      --     $      --
                                                        ---------

  Taxes paid                                            $      --     $      --
                                                        ---------
  Shares issued for licenses                            $      --     $      --
                                                        ---------     ---------

Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
March 31, 2000

1.   INTERIM FINANCIAL STATEMENTS

     The results of operations for the interim period shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim period a fair statement of such operations. All such adjustments are of a normal recurring nature.

2.   CONTINUING OPERATIONS

     Nostrad Telecommunications Inc. ("Nostrad" or the "Company") was incorporated in Nevada on September 24, 1993. On September 29, 1997, the Company's name was changed from Cave Productions, Inc. to Nostrad.
     Effective September 30, 1997, Nostrad Telecommunications Pte. Ltd., a private Singapore company ("Nostrad Singapore") sold its wholly owned subsidiary companies Nostrad Media Pte. Ltd., a Singapore company which holds the Company's interests in Asian licenses; and OmniVision Africa Ltd., a British Virgin Island company, which holds the Company's interests in African licenses; (collectively as "Nostrad Subsidiaries") to the Company for 3,700,000 common shares and $300,000 cash or kind. Nostrad Singapore may also be compensated up to 3,500,000 shares of common stock for successful performance relative to license issuance in two emerging countries.

     In order to develop the licenses held by the Company, the Company must continue to raise funds. The Company has been heavily reliant upon its major shareholder, Nostrad Singapore to continue to fund the Company's growth. During the current fiscal year the Company's common shares commenced trading on the over the counter pink sheets. The Company is currently applying to get the Company's shares listed on a major stock exchange. If the Company is unable to list its shares, the ability to raise additional funds through the issuance of shares may be hampered.

     These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business. The application of the going concern concept is dependent upon the ability of the Company to raise additional financing and attain future profitable operations.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared in accordance with United States generally accepted accounting principles

     a) The accompanying consolidated financial statements include the accounts of the Company and of acquired subsidiary companies: Nostrad Media Pte. Ltd. (100% owned), Mongolia Home Vision Corporation HH (80% owned by Nostrad Media Pte. Ltd.), OmniVision Africa Ltd. (100% owned), OmniVision (U) Ltd. (100% owned by OmniVision Africa Ltd.), OmniVision (Ghana) Ltd. (80% owned by OmniVision Africa Ltd.), OmniVision (Tanzania) Ltd. (80% owned by OmniVision Africa Ltd. and OmniVision (Maroc) Ltd. (65% owned by OmniVision Africa Ltd.). All significant inter-company accounts and transactions have been eliminated in consolidation.

     b) The Company capitalizes the costs related to obtaining rights to provide paging, cable television, telephone, and Internet services in specific countries, and for the rights to broadcast specific channels. Costs incurred are initially capitalized as Deferred Development Costs. If after a twelve-month period, rights have not been fully obtained, the Deferred Development Costs will be expensed. There is no assurance that revenues exceeding these costs will be realized by the Company.

Item 2. Management's Discussion and Analysis

Results of Operations

     The Company is a development stage telecommunications company. Expenditures to-date have been primarily focused on purchasing capital equipment, and for general overhead in the Company's four international offices. Nostrad commenced paging operations in Mongolia during 1998, and commenced providing DTH subscription services in Morocco during 1999. The Company's primary focus for the last three years has been and continues to be MMDS Subscription TV services and is currently licensed in Kampala, Uganda; and in Dar es Salaam, Tanzania. The Company is authorized to distribute DTH subscriber Pay-TV in Morocco. The Company plans to implement the MMDS licenses as soon as possible and is also endeavoring to obtain additional MMDS licenses in areas with great potential for Subscription TV.

Period ended March 31, 2000 compared to the period ended March 31, 1999

During Fiscal-2000 to date, the Company:
     1. Continued providing direct to home ("DTH") television service in Morocco which commenced during October 1999.
     2. Continued ordering the balance of the equipment required to launch its Paging and MMDS operations in Kampala, Uganda. To date, the Company has completed its construction of its head-end site for the Paging and MMDS systems.
     3. The Company has completed a private placement for $1,000,000 as of April 26, 2000. The Company has made no commitments for capital expenditures.

The Company continues to distribute "Showtime" programming package, a Direct to Home (DTH) service. Showtime is a Viacom Inc. company headquartered in Dubai, UAE and uplinks 14 specialty Pay-TV channels and 25 Free to Air channels. The Company is attempting to secure exclusive licenses for MMDS frequencies in the Ivory Coast, Morocco, Tunisia, Bangladesh and Indonesia. In Pakistan, the Company continues to be in negotiations to provide Subscriber Management, Programming, Operational and Technical Management for the country's exclusive MMDS operator.

     During Fiscal 2000 to date there was a material change in the Company's sales and gross profit outlined as follows:

-------------------------------------------------------------------------------
                                Period to March 2000       Period to March 1999
-------------------------------------------------------------------------------
Pager revenues                               $ 1,000                  $  12,000

DTH Sales                                    143,000                      9,000
                                             -------                      -----
                                             144,000                     21,000
                                             -------                     ------
Cost of Sales
  Material Costs                              49,000                     55,000
                                             ----------------------------------
Gross Profit                                 $95,000                  $(34,000)
-------------------------------------------------------------------------------

Since starting up in late 1998, paging operations in Mongolia competed against inexpensive mobile telephone "receive only" services. Consequently, the Company experienced less than expected pager sales. With respect to DTH sales, the number of subscribers has grown to over 300 plus 3 hotels.

     During October 1999, the Company officially launched its Pay-TV services in Morocco, under an exclusive distribution agreement with Showtime (a Viacom company). To date, the Company has completed its construction of its head-end site for the Pay-TV and Paging systems in Uganda. The Paging transmitters, terminal and pager inventory are on site and the Company plans to launch this operation in the summer 2000. The Company has also recently completed engineering and systems design for Tanzania and plans to launch Pay TV services there in 3rd Quarter 2000. Due to the slowdown of the Asian markets and unresolved programming copyright issues, facilitation of the Subscription TV roll out in Mongolia has been delayed indefinitely.

     During the 4th quarter, the Company commenced taking subscriptions to a private placement of 1,000,000 units (each consisting of one common share and one share purchase warrant entitling the holder to purchase one additional share of the Company for $1.50 during the first year and $2.00 during the second year raising a total of $1,000,000. As at March 31, 2000, $954,000 worth of subscriptions had been received. On April 26, 2000, the Company had subscribed the entire offering to qualified investors, and subsequently issued 1,000,000 units.

     During YE 2000 to date, General and administration expenses, net of depreciation were $367,000 as compared to $264,000 during the YE 99. The cause of this $103,000 increase is due to increased activity in its North American head office, $86,000; and the opening of its Rabat, Morocco office, $103,000. This was partially offset by reduced expenditures in Mongolia, Singapore and Uganda.

--------------------------------------------------------------------------------
                                                               2000         1999
--------------------------------------------------------------------------------
Mongolia
  General and administration                               $  6,000     $ 17,000
  Depreciation                                                8,000       15,000
North American Head Office
  General and administration                                179,000       93,000
  Depreciation                                                   --           --
Singapore Office
  General and administration                                 21,000       55,000
  Depreciation and development costs expense                     --       13,000
Kampala Office
  General and administration                                 53,000       94,000
  Depreciation                                               51,000       21,000
Morocco Office
  General and administration                                108,000        5,000
  Depreciation                                                4,000           --
                                                         -----------------------
Total General and administration                           $367,000     $264,000
                                                         -----------------------
Total Depreciation and deferred cost write down-           $ 63,000     $ 49,000
================================================================================

     During Q1 2000 to date, general and administration expenses, in its North American head office rose to $179,000, up $86,000 from Q1 1999. The increase was due to increased consulting fees $20,000 and increased office costs of $35,000. Morocco's general and administration expenses rose to $108,000 from $5,000 during Q1 99. The cause of this $103,000 increase is due to increased office expenditures during the year.

Liquidity and Capital Resources

     As at March 31, 2000, the Company's working capital was a $1,332,000 deficiency, as compared to working capital deficiency of $1,081,000 as at March 31, 1999. The Company owes $957,000 to certain shareholders and related companies. This amount is included in the working capital deficiency. Approximately 40% of the amounts owed to insiders will be converted to equity of the Company. The Company has no other long-term liabilities. Additional working capital is intended to be raised by way private placement and further borrowings from its majority shareholder.

Plan of Operation

Projects

     o The Morocco DTH project. The Company has commenced providing and marketing ShowTime's DTH services in October 1999. As of March 31, 2000 OmniVision has 300 individual subscriber (currently 300), and 3 Hotel's (with combined total of 780 rooms).

     o The Uganda Pay TV project. It is anticipated that the Company will be able to roll out the Pay TV project in the second half of the year 2000. In order to accomplish this the Company will require an additional $800,000 to cover inventory, marketing, additional equipment and other startup costs. Subject to receiving financing, the Company anticipates that the equipment will arrive in Kampala by the end of May 2000. The Company has completed the construction of the head-end and entered into a long term lease of tower space on Kololo Hill.

     o The Uganda Pager System. The Company has acquired licenses to provide pager service throughout Kampala. It is planned to launch the Paging service by the middle of 2000. The Paging and Pay TV project will be administered and managed from the same location.

     o The Tanzania Pay TV project. The Company has decided to commence roll out of Pay TV in Dar es Salaam at approximately the same time as Uganda. In order to accomplish this the Company will require an additional $1,000,000. The Company plans to co-locate its transmission facilities with its local partner, Central Television Network (CTN), which operates one of the local free to air Television stations.

Funding

     To date, the Company has obtained licenses to provide PAY-TV in areas where over 5,400,000 TV households will be passed by the Company's signals. The Company must now commence a marketing program and sell its receivers and subscription to the TV households. If all or parts of the target markets are to be rolled out, the Company must raise approximately $8.0 million over the next 24 months. The Company plans to raise the funds by way of equity, debt, or other similar financial instruments. The Company plans to seek assistance from various investment advisors to advise the Company on the most appropriate method of raising these funds on a best effort basis.

     Statements in this registration statement that may not be historical facts and that may be forwardlooking statements are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by the Company.  These factors include,  but are not limited to:
(i) the nature of the Pay TV markets, specifically obtaining suitable programming at a reasonable cost, (ii) the ability of the Company to raise capital for projects within the context of overall telecommunication capital market dynamics, (iii) the establishment of a sustainable subscriber base to the point of economic viability, (iv) the viability of Pay TV projects based on imperfect demographic analysis, (v) regulatory changes impacting on the nature, scope and content of projects and operations, throughout the Company's areas of operations, (vi) other factors detailed from time to time in the Company's filings with the United States Securities and Exchange Commission, and (vii) or any other factors. In order to mitigate the political risk in the Company's target markets, the Company has arranged for political risk insurance provided through Lloyd's of London, based on a variable valuation of the operating companies in the nations concerned.