Form 10QSB/A
period 2000-03-31
NOSTRAD TELECOMMUNICATIONS INC
filed 2000-06-19
CIK 1098075

Form 10-QSB/A


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


                         Commission File Number 0-27973


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 15, 2000


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

The notes to unaudited condensed consolidated financial statements are an integral part thereof

Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

--------------------------------------------------------------------------------


                                                 Quarter             Quarter
                                                  ended                ended
                                                March 31             March 31
                                                  2000                 1999
                                                  ----                 ----
Revenues
  Sales Revenues                             $      6,348          $      9,617
  Service Revenues                                137,990                11,415
--------------------------------------------------------------------------------
                                                  144,338                21,032
--------------------------------------------------------------------------------
Cost of Sales
  Cost of Sales                                     2,028                51,097
  Cost of Services                                 46,522                 2,900
  Direct Marketing                                    243                10,073
--------------------------------------------------------------------------------
                                                   48,793                64,070
--------------------------------------------------------------------------------
Gross Profit                                       95,525               (43,038)


Expenses
  Professional costs                              119,726                91,070
  Office and administration                       172,235                69,241
  Travel                                           18,400                44,778
  Depreciation & amortization                      62,960                49,323
  Salary and benefits                              37,266                45,402
  Communication costs                              13,181                12,940
  Investor relations                                6,527                   361
--------------------------------------------------------------------------------
                                                  430,295               313,115
--------------------------------------------------------------------------------
Net loss                                         (334,770)             (353,153)
Other
  Foreign exchange gain (loss)                    (40,228)               56,386
--------------------------------------------------------------------------------
Net comprehensive loss                       $   (374,998)             (299,767)
================================================================================
Average Number of outstanding                  11,200,000             9,900,000
 shares
--------------------------------------------------------------------------------

Net (loss) per share                         $      (0.03)         $       (.03)
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

2.   CONTINUING OPERATIONS

     Nostrad Telecommunications Inc. ("Nostrad" or the "Company") was incorporated in Nevada on September 24, 1993. On September 29, 1997, the Company's name was changed from Cave Productions, Inc. to Nostrad.
     Effective September 30, 1997, Nostrad Telecommunications Pte. Ltd., a private Singapore company ("Nostrad Singapore") sold its wholly owned subsidiary companies Nostrad Media Pte. Ltd., a Singapore company which holds the Company's interests in Asian licenses; and OmniVision Africa Ltd., a British Virgin Island company, which holds the Company's interests in African licenses; (collectively as "Nostrad Subsidiaries") to the Company for 3,700,000 common shares and $300,000 cash or kind. 1,300,000 common shares have been reserved for issuance to Nostrad Singapore for obtaining Pay TV licenses in Morocco.

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

Item 2. Management's Discussion and Analysis

Results of Operations


     The Company is a development stage telecommunications company. Expenditures to-date have been primarily focused on purchasing capital equipment, and for general overhead in the Company's four international offices. Nostrad commenced paging operations in Mongolia during 1998, and commenced providing DTH subscription services in Morocco during 1999. The Company's primary focus for the last three years has been and continues to be MMDS Subscription TV services and is currently licensed in Kampala, Uganda; and in Dar es Salaam, Tanzania. The Company is authorized to distribute DTH subscriber Pay-TV in Morocco. The Company plans to implement the MMDS licenses as soon as possible and is also endeavoring to obtain additional MMDS licenses in areas with potential for Subscription TV. By areas of potential, the Company is referring to areas where there are at least 100,000 television households, which are not currently being serviced by cable or wireless pay TV.


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

     During Fiscal 2000 to date there was a material change in the Company's sales and gross profit outlined as follows:

-------------------------------------------------------------------------------
                                Period to March 2000       Period to March 1999
-------------------------------------------------------------------------------

Pager sales revenues                         $ 1,000                  $   3,480
Pager service revenues                            --                      8,520

DTH Sales                                      5,325                      6,137
DTH Services                                 137,675                      2,163
                                             -------                     ------
                                             144,000                     21,000
                                             -------                     ------
Cost of Sales
  Cost of Pager Sales                          1,023                      2,187
  Cost of Pager Services                          --                      1,003
  Cost of DTH Sales                            1,805                     48,910
  Cost of DTH Services                        46,172                      2,900
                                             ----------------------------------
                                              49,000                     55,000
                                             ----------------------------------
Gross Profit                                 $95,000                  $(34,000)
-------------------------------------------------------------------------------

Since starting up in late 1998, paging operations in Mongolia competed against inexpensive mobile telephone "receive only" services. Consequently, the Company experienced less than expected pager sales. With respect to DTH sales, the number of subscribers has grown to over 300 plus 3 hotels. Consequently service fees rose to over $137,000 during Q!-2000 as compared to 2,000 during Q1-1999. Gross profit has improved to 65% during Q1-2000. During Q1-1999 DTH was commencing launch in Morocco and consequently its margin was adversely affected.

     During October 1999, the Company officially launched its Pay-TV services in Morocco, under an exclusive distribution agreement with Showtime (a Viacom company). To date, the Company has completed its construction of its head-end site for the Pay-TV and Paging systems in Uganda. The Paging transmitters, terminal and pager inventory are on site and the Company plans to launch this operation the last half of 2000. The Company has also recently completed engineering and systems design for Tanzania and plans to launch Pay TV services there before the end of 2000. Due to the slowdown of the Asian markets and unresolved programming copyright issues, facilitation of the Subscription TV roll out in Mongolia has been delayed indefinitely.

     During the 4th quarter, the Company commenced taking subscriptions to a private placement of 1,000,000 units (each consisting of one common share and one share purchase warrant entitling the holder to purchase one additional share of the Company for $1.50 during the first year and $2.00 during the second year raising a total of $1,000,000. As of the effective date, the Company had subscriptions totaling $250,000. As at March 31, 2000, $954,000 worth of subscriptions had been received. On April 26, 2000, the Company had subscribed the entire offering to qualified investors, and subsequently issued 1,000,000 units, each consisting of one common share, par value $0.01 and one common share purchase warrant, entitling the holder to purchase an additional common share for $1.50 within one year and $2.00 within two years..


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

Plan of Operation

Projects

     o The Morocco DTH project. The Company has commenced providing and marketing ShowTime's DTH services in October 1999. As of March 31, 2000 OmniVision has 300 individual subscriber (currently 350), and 3 Hotel's (with combined total of 780 rooms).

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


     o The Uganda Pager System. The Company has acquired licenses to provide pager service throughout Kampala. It is planned to launch the Paging service during the second half of 2000. The Paging and Pay TV project will be administered and managed from the same location.


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