Form 10QSB/A
period 2000-03-31
NOSTRAD TELECOMMUNICATIONS INC
filed 2000-07-10
CIK 1098075

Form 10-QSB/A2


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 7, 2000


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

Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)


--------------------------------------------------------------------------------------------------------

Assets                                                   March 31,        December 31,       March 31,
                                                           2000               1999              1999
                                                        (unaudited)        (audited)        (unaudited)
                                                      --------------------------------------------------
Current Assets
  Cash                                                $    50,381        $     8,251        $      (791)
  Trade receivables                                       369,195            139,023             37,546
  Inventory                                                69,277             63,948
                                                                                                108,202
  Deposits & prepaid expenses                              35,911             38,888             48,778
-------------------------------------------------------------------------------------------------------
                                                          524,764            250,110            193,735

Licenses and Development Costs (note 2)
  Licenses, net                                         2,092,962          2,230,337          1,127,864
  Deferred development costs                               31,642             25,057            400,846
-------------------------------------------------------------------------------------------------------
                                                        2,124,604          2,255,394          1,528,710
Fixed Assets
  Fixed Assets                                            514,804            564,174            506,829
  less Accumulated Depreciation                          (333,170)          (274,021)          (181,974)
-------------------------------------------------------------------------------------------------------
                                                          181,634            290,154            324,850
-------------------------------------------------------------------------------------------------------
                                                      $ 2,831,002        $ 2,795,658        $ 2,047,295
=======================================================================================================

Liabilities
Current Liabilities
  Accounts payable                                    $   903,244        $ 1,019,836        $   598,565
  Shareholder loans                                       357,752            600,800            626,830
  Due to related parties                                  598,836            405,503             48,890
-------------------------------------------------------------------------------------------------------
                                                        1,859,832          2,026.139          1,274,285
-------------------------------------------------------------------------------------------------------
Commitments

Shareholders' Equity
Share Capital
  Authorized
     25,000,000 common shares, par value $0.001
  Issued & outstanding - 11,200,000 common                 11,200             11,200              9,900
   shares (9,900,000 common shares at
   March 31, 1999)
Additional Paid-in Capital                              3,723,395          3,723,395          2,424,695
Subscriptions received                                    946,900            250,000
Accumulated Deficit                                    (3,710,324)        (3,215,076)        (1,660,975)
-------------------------------------------------------------------------------------------------------
                                                          971,171            769,519            773,620
-------------------------------------------------------------------------------------------------------
                                                      $ 2,831,002        $ 2,795,658        $ 2,047,295
=======================================================================================================


The notes to unaudited condensed consolidated financial statements are an integral part thereof

Condensed Consolidated Financial Statements



CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

--------------------------------------------------------------------------------


                                                 Quarter             Quarter
                                                  ended                ended
                                                March 31             March 31
                                                  2000                 1999
                                                  ----                 ----
Revenues
  Sales Revenues                             $      6,348          $      9,617
  Service Revenues                                137,990                11,415
--------------------------------------------------------------------------------
                                                  144,338                21,032
--------------------------------------------------------------------------------
Cost of Sales
  Cost of Sales                                     2,028                51,097
  Cost of Services                                 46,522                 2,900
  Direct Marketing                                    243                10,073
--------------------------------------------------------------------------------
                                                   48,793                64,070
--------------------------------------------------------------------------------
Gross Profit                                       95,525               (43,038)


Expenses
  Professional costs                              119,726                91,070
  Office and administration                       172,235                69,241
  Travel                                           18,400                44,778
  Depreciation & amortization                     183,210                49,323
  Salary and benefits                              37,266                45,402
  Communication costs                              13,181                12,940
  Investor relations                                6,527                   361
  Foreign exchange less (gain)                     40,228               (56,386)
--------------------------------------------------------------------------------
                                                  590,793               256,729
--------------------------------------------------------------------------------
Net loss (comprehensive)                     $   (495,248)         $   (299,761)
================================================================================
Average Number of outstanding                  11,200,000             9,900,000
 shares
--------------------------------------------------------------------------------

Net (loss) per share                         $      (0.04)         $       (.03)
================================================================================


The notes to unaudited condensed consolidated financial statements are an integral part thereof

Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

--------------------------------------------------------------------------------
March 31, 2000



                                                                                                        Comprehensive
                                         Subscribed                  Common Stock           Additional  Income (loss)/
                                  -----------------------       --------------------         Paid-in     Accumulated
                                    Shares       Amount          Shares        Amount        Capital       Deficit         Total
------------------------------------------------------------------------------------------------------------------------------------
Common stock split
after
January 1, 1997                          --    $        --      3,000,000   $     3,000   $        --    $        --    $     3,000
Share Subscriptions                 461,538        300,000             --            --            --             --        300,000
Reverse Acquisition
by Nostrad                               --             --      3,700,000         3,700       367,640             --        371,340
Net loss - 1997                          --             --             --            --            --       (326,600)      (326,600)
------------------------------------------------------------------------------------------------------------------------------------
Balance
December 31, 1997                   461,538        300,000      6,700,000         6,700       367,640       (326,600)       347,740
------------------------------------------------------------------------------------------------------------------------------------
Private Placement,
net of Subcriptions                (461,538)      (300,000)     1,500,000         1,500       973,500             --        675,000
Finders Fees                             --             --             --            --       (19,745)            --        (19,745)
Shares issued for
Licenses                                 --             --      1,700,000         1,700     1,123,300             --      1,105,000
Net loss - 1998                          --             --             --            --            --     (1,034,610)    (1,034,610)
------------------------------------------------------------------------------------------------------------------------------------
Balance
December 31, 1998                        --             --      9,900,000         9,900     2,424,695     (1,361,210)     1,073,385
------------------------------------------------------------------------------------------------------------------------------------
Shares issued for
Licenses                                 --             --      1,300,000         1,300     1,298,700             --      1,300,000
Subscription
received                                 --        250,000             --            --            --             --        250,000
Net loss - 1999                          --             --             --            --            --     (1,853,866)    (1,853,866)
------------------------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 1999                        --       250, 000     11,200,000        11,200     3,723,395     (3,215,076)       769,579
------------------------------------------------------------------------------------------------------------------------------------
Subscription
received                                 --        704,000             --            --            --             --        704,000
Finders Fees                             --         (7,100)            --            --            --             --         (7,100)
Net loss -
March 31, 2000                           --             --             --            --            --       (495,248)      (495,248)
------------------------------------------------------------------------------------------------------------------------------------
Balance,
March 31, 2000                           --        946,900     11,200,000        11,200     3,723,395     (3,710,324)       971,171
------------------------------------------------------------------------------------------------------------------------------------



The notes to the unaudited condensed consolidated financial statements are an integral part thereof

Condensed Consolidated Financial Statements


CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)



                                                         Quarter       Quarter
                                                          ended         ended
                                                         March 31      March 31
                                                           2000          1999
                                                           ----          ----
OPERATING ACTIVITIES
  Net income (loss) for period                          $(495,248)    $(299,767)
  Add expense items not involving cash
      Depreciation                                        183,210        49,323
  Add changes in non-cash working capital items:
      Accounts receivable                                (230,172)       (3,323)
      Inventory                                            (5,329)          (88)
      Deposits & prepaids                                   2,977       (16,658)
      Accounts Payable                                     76,740       203,515
--------------------------------------------------------------------------------
Net funds (used) by operating activities                 (467,822)      (66,998)

INVESTING ACTIVITIES
  Licenses & deferred development costs                   (26,407)        2,480
  Fixed asset purchases                                    82,507       (55,621)
--------------------------------------------------------------------------------
Net funds (used) by investing activities                   56,100       (53,141)

FINANCING ACTIVITIES
  Share subscriptions                                     696,900            --
  Shareholder loans                                      (243,048)       44,981
--------------------------------------------------------------------------------
Net funds provided by financing activities                453,852        44,981
--------------------------------------------------------------------------------

NET INCREASE IN CASH                                       42,130       (75,158)
   Cash at beginning of period                              8,251        74,367
--------------------------------------------------------------------------------
CASH AT END OF PERIOD                                   $  50,381     $    (791)
================================================================================


The notes to condensed consolidated financial statements are an integral part thereof

Supplemental information:

  Interest paid                                         $      --     $      --
                                                        ---------

  Taxes paid                                            $      --     $      --
                                                        ---------
  Shares issued for licenses                            $      --     $      --
                                                        ---------     ---------

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

     During Fiscal 2000 to date there was a material change in the Company's sales and gross profit outlined as follows:



-------------------------------------------------------------------------------
                                Period to March 2000       Period to March 1999
-------------------------------------------------------------------------------

Pager sales revenues                        $  1,000                  $   3,480
Pager service revenues                            --                      8,520

DTH Sales                                      5,325                      6,137
DTH Services                                 137,675                      2,163
                                            --------                  ---------
                                             144,000                     21,000
                                            --------                  ---------
Cost of Sales
  Cost of Pager Sales                          1,023                      2,187
  Cost of Pager Services                          --                      1,003
  Cost of DTH Sales                            1,805                     48,910
  Cost of DTH Services                        46,172                      2,900
                                            -----------------------------------
                                              49,000                     55,000
                                            -----------------------------------
Gross Profit                                $184,000                  $(34,000)
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

--------------------------------------------------------------------------------
                                                               2000         1999
--------------------------------------------------------------------------------
Mongolia
  General and administration                               $  6,000     $ 17,000
  Depreciation                                                8,000       15,000
North American Head Office
  General and administration                                179,000       93,000
  Depreciation                                              121,000           --
Singapore Office
  General and administration                                 21,000       55,000
  Depreciation and development costs expense                     --       13,000
Kampala Office
  General and administration                                 53,000       94,000
  Depreciation                                               51,000       21,000
Morocco Office
  General and administration                                108,000        5,000
  Depreciation                                                4,000           --
                                                         -----------------------
Total General and administration                           $367,000     $264,000
                                                         -----------------------
Total Depreciation and deferred cost write down-           $184,000     $ 49,000
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