Form 10QSB
period 2000-06-30
NOSTRAD TELECOMMUNICATIONS INC
filed 2000-08-16
CIK 1098075

Form 10-QSB


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

 (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 14, 2000


Common Stock, no par value                                       12,200,000
         Class                                                 Number of shares





                         NOSTRAD TELECOMMUNICATIONS INC.

                                      INDEX

PART I    Financial Information                                         Page No.
          ---------------------                                         --------

          Item 1.  Financial Statements

                   Condensed Consolidated Balance Sheets
                     June 30, 2000 & 1999 and December 31, 1999                3

                   Condensed Consolidated Statements of Operations
                     Three and Six Months ended June 30, 2000 & 1999           4

                   Condensed Consolidated Statement of Shareholders Equity
                     For the Six months ended June 30, 2000                    5

                   Condensed Consolidated Statement of Cash Flows
                     Three and Six Months ended June 30, 2000 & 1999           6

                   Notes to Condensed Consolidated Financial Statements        7

          Item 2.  Management Discussion and Analysis of Results of
                     Operations and Financial Condition                     8-11

Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
--------------------------------------------------------------------------------

Assets                               June 30,         December 31,       June 30,
                                      2000                1999             1999
                                   (unaudited)         (audited)        (unaudited)
                                  --------------------------------------------------
Current Assets
  Cash                            $       869        $     8,251       $     50,317
  Trade receivables                   286,462            139,023             86,672
  Inventory                            69,277             63,948            107,427
  Deposits & prepaid expenses          29,008             38,888             37,828
-----------------------------------------------------------------------------------
                                      385,616             250,110            282,244

Licenses and Development Costs (note 2)
  Licenses, net                      1,959,283          2,230,337          1,189,044
  Deferred development costs            49,642             25,057            401,006
------------------------------------------------------------------------------------
                                     2,008,925          2,255,394          1,590,050
Fixed Assets
  Fixed Assets                         528,464            564,175            515,405
  less Accumulated Depreciation      (360,795)          (274,021)          (196,067)
------------------------------------------------------------------------------------
                                       167,669            290,154            319,338
------------------------------------------------------------------------------------
                                   $ 2,562,210        $ 2,795,658        $ 2,191,632
====================================================================================

Liabilities
Current Liabilities
  Accounts payable                $ 1,175,211        $ 1,019,836        $   775,065
  Shareholder loans                   357,752            600,800            694,593
  Due to related parties              368,730            405,503            147,563
------------------------------------------------------------------------------------
                                    1,901,693          2,026,139          1,617,221
------------------------------------------------------------------------------------
Commitments

Shareholders' Equity
Share Capital
  Authorized
    25,000,000 common shares,
    par value $0.001
    Issued & outstanding -
    11,200,000 common
    shares (9,900,000 common
    shares at
   June 30, 1999)                     12,200             11,200              9,900
Additional Paid-in Capital         4,713,295          3,723,395          2,424,695
Subscriptions received                59,500            250,000
Accumulated Deficit               (4,124,478)        (3,215,076)        (1,860,184)
----------------------------------------------------------------------------------
                                     660,517            769,519            574,411
----------------------------------------------------------------------------------
                                 $ 2,562,210        $ 2,795,658        $ 2,191,632
====================================================================================



The notes to unaudited condensed consolidated financial statements are an integral part thereof

Condensed Consolidated Financial Statements





CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

--------------------------------------------------------------------------------

                                         Six Months      Six Months        Quarter        Quarter
                                            ended          ended            ended          ended
                                           June 30        June 30          June 30        June 30
                                            2000           1999             2000           1999
                                        ------------    ------------    ------------    ------------
Revenues
  Sales Revenues                        $      5,737    $     19,617    $        173    $      9,900
  Service Revenues                           182,237          31,951          43,484          20,535
-----------------------------------------------------------------------------------------------------
                                             187,974          51,568          43,657          30,535
-----------------------------------------------------------------------------------------------------
Cost of Sales
  Cost of Sales                                2,028           9,582            --           (41,515)
  Cost of Services                            58,611           2,900          12,089            --
  Direct Marketing                               343          10,114              99              41
-----------------------------------------------------------------------------------------------------
                                              60,982          22,596          12,188         (41,474)
-----------------------------------------------------------------------------------------------------
Gross Profit                                 126,992          28,972          31,469          72,009


Expenses
  Professional costs                         256,972         203,868         137,246         112,798
  Office and administration                  494,436         185,089         322,201         115,848
  Travel                                      41,794          51,105          23,394           6,327
  Depreciation & amortization                 98,318          66,086         (84,892)         16,763
  Salary and benefits                         61,615         110,179          24,349          64,777
  Communication costs                         24,970          20,400          11,789           7,460
  Investor relations                          20,701           6,538          14,174           6,177
  Foreign exchange less (gain)                37,588         (50,533)         (2,640)          5,853
-----------------------------------------------------------------------------------------------------
                                           1,036,394         592,732         445,621         336,002
-----------------------------------------------------------------------------------------------------
Net loss (comprehensive)                $   (909,402)   $   (563,760)   $   (414,152)   $   (263,993)
=====================================================================================================
Average Number of outstanding
 Shares                                   11,320,658       9,900,000      11,925,275       9,900,000
-----------------------------------------------------------------------------------------------------

Net (loss) per share                    $      (0.08)   $      (0.06)   $      (0.03)   $      (0.03)
=====================================================================================================


The notes to unaudited condensed consolidated financial statements are an integral part thereof

Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

--------------------------------------------------------------------------------
June 30, 2000


                                                                                                       Comprehensive
                                         Subscribed                  Common Stock         Additional   Income(loss)/
                                  -----------------------       --------------------       Paid-in      Accumulated
                                    Shares       Amount          Shares        Amount      Capital        Deficit         Total
-----------------------------------------------------------------------------------------------------------------------------------
Common stock split
after
January 1, 1997                        --      $      --        3,000,000   $     3,000   $      --      $      --      $     3,000
Share Subscriptions                 461,538        300,000           --            --            --             --          300,000
Reverse Acquisition
by Nostrad                             --             --        3,700,000         3,700       367,640           --          371,340
Net loss - 1997                        --             --             --            --            --         (326,600)      (326,600)
-----------------------------------------------------------------------------------------------------------------------------------
Balance
December 31, 1997                   461,538        300,000      6,700,000         6,700       367,640       (326,600)       347,740
-----------------------------------------------------------------------------------------------------------------------------------
Private Placement,
net of Subcriptions                (461,538)      (300,000)     1,500,000         1,500       973,500           --          675,000
Finders Fees                           --             --             --            --         (19,745)          --          (19,745)
Shares issued for
Licenses                               --             --        1,700,000         1,700     1,123,300           --        1,105,000
Net loss - 1998                        --             --             --            --            --       (1,034,610)    (1,034,610)
-----------------------------------------------------------------------------------------------------------------------------------
Balance
December 31, 1998                      --             --        9,900,000         9,900     2,424,695     (1,361,210)     1,073,385
-----------------------------------------------------------------------------------------------------------------------------------
Shares issued for
Licenses                               --             --        1,300,000         1,300     1,298,700           --        1,300,000
Subscription
received                            250,000        250,000           --            --            --             --          250,000
Net loss - 1999                        --             --             --            --            --       (1,853,866)    (1,853,866)
-----------------------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 1999                   250,000        250,000     11,200,000        11,200     3,723,395     (3,215,076)       769,579
-----------------------------------------------------------------------------------------------------------------------------------
Private Placement,
net of Subcriptions                (250,000)      (250,000)     1,000,000         1,000       999,000           --          750,000
Finders Fees                           --             --             --            --          (9,100)                       (9,100)
Subscription
received                             59,500         59,500           --            --            --             --           59,500
Finders Fees                           --             --             --            --            --             --             --
Net loss -
June 30, 2000                          --             --             --            --            --         (909,402)      (909,402)
-----------------------------------------------------------------------------------------------------------------------------------
Balance,
June 30, 2000                        59,500         59,500     12,200,000        12,200     4,713,295     (4,124,478)       660,517
-----------------------------------------------------------------------------------------------------------------------------------



The notes to the unaudited condensed consolidated financial statements are an integral part thereof

Condensed Consolidated Financial Statements


CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

--------------------------------------------------------------------------------

                                    Six Months   Six Months    Quarter     Quarter
                                     ended         ended        ended       ended
                                     June 30      June 30      June 30     June 30
                                      2000         1999         2000         1999
                                    ---------    ---------    ---------    ---------
OPERATING ACTIVITIES
 Net income (loss) for
    period                          $(909,402)   $(563,760)   $(414,152)   $(263,993)
 Add expense items not involving
  cash
     Depreciation                      98,318       66,086      (84,892)      16,763
  Add changes in non-cash
     working capital items:
      Accounts receivable            (147,439)     (52,449)      82,733      (49,126)
      Inventory                        (5,329)         686         --            775
      Deposits & prepaids               9,880       (5,708)       6,903       10,950
      Accounts Payable                118,604      478,687       41,862      275,171
------------------------------------------------------------------------------------
Net funds (used) by operating
   activities                        (835,368)     (76,458)    (367,546)      (9,460)

INVESTING ACTIVITIES
  Licenses & deferred development
    costs                             246,468        6,538      272,875        4,056
  Fixed asset purchases                24,166      (66,873)     (58,342)     (11,252)
------------------------------------------------------------------------------------
Net funds (used) by investing
   activities                         270,634      (60,335)     214,533       (7,196)

FINANCING ACTIVITIES
  Shares issued for cash              990,900         --        990,900         --
  Share subscriptions                (190,500)        --       (887,400)        --
  Shareholder loans                  (243,048)     112,744         --         67,763
------------------------------------------------------------------------------------
Net funds provided by financing
     activities                       557,352      112,744      103,500       67,763
------------------------------------------------------------------------------------

NET INCREASE IN CASH                   (7,382)     (24,049)     (49,513)        (790)
------------------------------------------------------------------------------------
CASH AT END OF PERIOD               $     869    $  50,317    $     869    $  50,317
====================================================================================


Supplemental information:

  Interest paid                     $    --      $    --      $    --      $    --

  Taxes paid                        $    --      $    --      $    --      $    --

Shares issued for licenses          $    --      $    --      $    --      $    --



The notes to condensed consolidated financial statements are an integral part thereof

Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
June 30, 2000

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

     In order to develop the licenses held by the Company, the Company must continue to raise funds. The Company has been heavily reliant upon its major shareholder, Nostrad Singapore to continue to fund the Company's growth. During the current fiscal year the Company's common shares commenced trading on the NASD Bulletin Board. The Company is currently applying to get the Company's shares listed on a major stock exchange. If the Company is unable to list its shares, the ability to raise additional funds through the issuance of shares may be hampered.

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


Period ended June 30, 2000 compared to the period ended June 30, 1999

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

     4. The Company is currently offering a private placement for $2,000,000. The purpose of the funds is provide adequate working capital and to launch MMDS services in Uganda and Tanzania.

The Company continues to distribute "Showtime" programming package, a Direct to Home (DTH) service. Showtime is a Viacom Inc. company headquartered in Dubai, UAE and uplinks 14 specialty Pay-TV channels and 25 Free to Air channels. The Company is attempting to secure exclusive licenses for MMDS frequencies in the Ivory Coast, Morocco, Tunisia, Bangladesh and Indonesia. In July of 2000, the Company announced that it has been selected to manage Arabia Radio and Television ("ART") for Morocco. ART currently has over 4,000 subscribers in Morocco, offering 10 channels. Pakistan, the Company continues to be in negotiations to provide Subscriber Management, Programming, Operational and Technical Management for the country's exclusive MMDS operator.

     During Fiscal 2000 to date there was a material change in the Company's sales and gross profit outlined as follows:





-------------------------------------------------------------------------------
                                YTD 2000    Q2 2000      YTD 1999      Q2 1999
-------------------------------------------------------------------------------

Pager sales revenues              $  1,000    $   --      $  4,000     $  1,000
Pager service revenues                --          --        15,000        7,000
DTH Sales                            5,000        --         7,000        9,000
DTH Services                       182,000      43,000      25,000       13,000
                                  --------    --------    --------     --------
                                   188,000      43,000      51,000       30,000
                                  --------    --------    --------     --------
Cost of Sales
  Cost of Pager Sales                1,000        --         2,000         --
  Cost of Pager Services              --          --         1,000         --
  Cost of DTH Sales                  1,000        --         3,000        2,000
  Cost of DTH Services              47,000      12,000       6,000      (44,000)
                                 ----------------------------------------------
                                    49,000      12,000      12,000      (42,000)
                                 ----------------------------------------------
Gross Profit                      $139,000    $ 31,000    $ 39,000     $ 72,000
-------------------------------------------------------------------------------

Since starting up in late 1998, paging operations in Mongolia competed against inexpensive mobile telephone "receive only" services. Consequently, the Company experienced less than expected pager sales. With respect to DTH sales, the number of subscribers has grown to over 300 plus 3 hotels. Consequently service fees rose to over $43,000 during Q2-2000 (three months ended June 30, 2000) from $13,000 during Q2-1999 (three months ended June 30, 1999) DTH fees rose to over $182,000 during YTD 2000 as compared to 25,000 during YTD-1999.

During October 1999, the Company officially launched its Pay-TV services in Morocco, under an exclusive distribution agreement with Showtime (a Viacom company). In July 2000, the Company announced a management agreement with ART (Arab Radia and Television). ART provides a boquet of 10 Arabian channels and currently has over 4,000 subscribers in Morocco.

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

     During the 2nd quarter, the Company closed on its private placement of 1,000,000 units (each unit consisting of one common share and one share purchase warrant entitling the holder to purchase one additional share of the Company for $1.50 during the first year and $2.00 during the second year) raising a total of $1,000,000. In April, 2000, the Company commenced Offering to qualified purchasers, a private placement offering 2,000,000 units (each unit consisting of one common share and one share purchase warrant entitling the holder to purchase one additional share of the Company for $1.50 during the first year and $2.00 during the second year). As at June 30, 2000, $59,500 worth of subscriptions had been received.

     During YE 2000 to date, General and administration expenses, net of depreciation were $938,000 as compared to $577,000 during the YE 99. The cause of this $361,000 increase is due to increased activity in its North American head office, $239,000; and the opening of its Rabat, Morocco office, $157,000. This was partially offset by reduced expenditures in Mongolia, Singapore and Uganda.

--------------------------------------------------------------------------------
                                                               2000         1999
--------------------------------------------------------------------------------
Mongolia
  General and administration                               $ 13,000     $ 31,000
  Depreciation                                               28,000       12,000
North American Head Office
  General and administration                                599,000      260,000
  Depreciation                                               (1,000)         --
Singapore Office
  General and administration                                 59,000       72,000
  Depreciation and development costs expense                  1,000       13,000
Kampala Office
  General and administration                                 80,000      162,000
  Depreciation                                               66,000       36,000
Morocco Office
  General and administration                                209,000       52,000
  Depreciation                                                4,000        5,000
                                                         -----------------------
Total General and administration                           $938,000     $577,000
Total Depreciation and deferred cost write down-           $ 98,000     $ 66,000
================================================================================

     During YTD 2000 to date, general and administration expenses, in its North American head office rose to $339,000, up from $260,000 from YTD 1999. Morocco's general and administration expenses rose to $209,000 in YTD -2000 from $52,000 during YTD 1999. The cause of this $157,000 increase is due to increased office expenditures during the year.

Liquidity and Capital Resources

     As at June 30, 2000, the Company's working capital was a $1,517,000 deficiency, as compared to working capital deficiency of $1,335,000 as at June 30, 1999. The Company owes $726,000 to certain shareholders and related companies. This amount is included in the working capital deficiency. Approximately 40% of the amounts owed to insiders will be converted to equity of the Company. The Company has no other long-term liabilities. Additional working capital is intended to be raised by way private placement and further borrowings from its majority shareholder.

Plan of Operation

Projects

     o The Morocco DTH project. The Company has commenced providing and marketing ShowTime's DTH services in October 1999. As of June 30, 2000 OmniVision has 350 individual subscriber, and 3 Hotel's (with combined total of 780 rooms). The Company commenced managing ART's 4,000 subscriber base in August, 2000.

     o The Uganda Pay TV project. It is anticipated that the Company will be able to roll out the Pay TV project in the second half of the year 2000. In order to accomplish this the Company will require an additional $800,000 to cover inventory, marketing, additional equipment and other startup costs. Subject to receiving financing, the Company anticipates that the equipment will arrive in Kampala by the end of September 2000. The Company has completed the construction of the head-end and entered into a long term lease of tower space on Kololo Hill.

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