Form 10-Q
period 2000-09-30
NOSTRAD TELECOMMUNICATIONS INC
filed 2000-11-21
CIK 1098075

Form 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

     (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                               ------------------


(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

                          Commission File Number N/A .

                         NOSTRAD TELECOMMUNICATIONS INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Nevada                                             88-0306460
----------------------------------------     -----------------------------------
State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization

420 - 171 West Esplanade
North Vancouver, British Columbia, Canada                       V7M 3J9
-----------------------------------------------          -----------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (604) 983-8778
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes     No  X
                            ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 14, 2000:

  Common Stock, no par value                         12,730,600
  --------------------------                     ----------------
           Class                                 Number of shares

                         NOSTRAD TELECOMMUNICATIONS INC.

                                      INDEX

PART I  Financial Information                                           Page No.
        ---------------------                                           --------

        Item 1. Financial Statements

                Condensed Consolidated Balance Sheets
                 September 30, 2000 and December 31, 1999                     3

                Condensed Consolidated Statements of Operations
                  Nine Months and Quarters ended September 30, 2000 & 1999    4

                Condensed Consolidated Statement of Shareholders Equity
                  For the Nine months ended September 30, 2000                5

                Condensed Consolidated Statement of Cash Flows
                 Nine Months and Quarters ended September 30, 2000 & 1999     6


                Notes to Condensed Consolidated Financial Statements          7

        Item 2. Management Discussion and Analysis of Results of
                   Operations and Financial Condition                       8-11

Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)


Assets                                                                        September 30,             December 31,
                                                                                  2000                      1999
                                                                               (unaudited)
                                                                         -----------------------------------------------
Current Assets
  Cash                                                                           $    10,533                $     8,251
  Trade receivables                                                                  283,844                    139,023
  Inventory                                                                           69,277                     63,948
  Deposits & prepaid expenses                                                         28,626                     38,888
------------------------------------------------------------------------------------------------------------------------
                                                                                     392,280                    250,110
Licenses and Development Costs (note 2)
  Licenses, net                                                                    1,823,851                  2,230,337
  Deferred development costs                                                          49,642                     25,057
------------------------------------------------------------------------------------------------------------------------
                                                                                   1,873,493                  2,255,394
Fixed Assets
  Fixed Assets                                                                       533,402                    564,174
  less Accumulated Depreciation                                                     (372,525)                  (274,021)
------------------------------------------------------------------------------------------------------------------------
                                                                                     160,877                    290,153
------------------------------------------------------------------------------------------------------------------------
                                                                                 $ 2,426,650                $ 2,795,657
------------------------------------------------------------------------------------------------------------------------

Liabilities
Current Liabilities
  Accounts payable                                                               $   819,822                $ 1,019,836
  Shareholder loans                                                                  265,252                    600,800
  Other                                                                              512,536                    405,503
------------------------------------------------------------------------------------------------------------------------
                                                                                   1,597,611                  2,026,139
------------------------------------------------------------------------------------------------------------------------
Commitments

Shareholders' Equity
Share Capital
  Authorized
     25,000,000 common shares, par value $0.001
  Issued & outstanding - 12,200,000 common shares (11,100,000                         12,200                     11,100
   common shares at December 30, 1999)
Additional Paid-in Capital                                                         4,713,295                  3,723,395
Subscriptions received                                                             1,048,600                    250,000
Accumulated Deficit                                                               (4,945,056)                (3,215,077)
                                                                         -----------------------------------------------
                                                                                     829,039                    769,518
------------------------------------------------------------------------------------------------------------------------
                                                                                 $ 2,426,650                $ 2,795,657
------------------------------------------------------------------------------------------------------------------------


The notes to unaudited condensed consolidated financial statements are an integral part thereof

Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                                       Nine months             Nine months           Quarter            Quarter
                                                          Ended                   Ended               ended              ended
                                                       September 30,           September 30,       September 30,      September 30,
                                                            2000                    1999                2000               1999
                                                       -------------           -------------       -------------      -------------
Revenues
  Sales & Service Revenues                                $   231,227           $   39,805         $    43,341        $   (11,758)
----------------------------------------------------------------------------------------------------------------------------------
Cost of Sales
  Materials                                                    72,575               71,403              11,936             58,921
  Direct Marketing                                                339               18,776                 - -              8,662
----------------------------------------------------------------------------------------------------------------------------------
                                                               72,914               90,179              11,936             67,583
----------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                                  158,313              (50,374)             31,405            (79,341)

Expenses
  Professional costs                                          724,773              285,746             467,801             81,879
  Depreciation & amortization                                 519,011              120,982             147,642             54,896
  Office and administration                                   301,449              155,039              80,064           (30,050)
  Loss of foreign exchange                                    128,308                  - -              90,721                - -
  Salary and benefits                                          87,317              168,760              25,829             58,582
  Travel                                                       57,770               74,637              15,976             23,532
  Communication costs                                          33,359               42,715               8,442             22,315
  Investor relations                                           36,458               12,908              15,757              6,370
----------------------------------------------------------------------------------------------------------------------------------
                                                            1,888,445              860,787             852,232            217,524
----------------------------------------------------------------------------------------------------------------------------------
Operating Loss                                             (1,730,132)            (911,161)           (821,827)          (296,865)
Other
  Interest income                                                 152                  - -                  62                - -
----------------------------------------------------------------------------------------------------------------------------------
Net loss                                                  $(1,729,980)          $ (911,161)        $  (820,765)       $  (296,865)
----------------------------------------------------------------------------------------------------------------------------------
Average Number of outstanding                              11,320,668            9,974,725          11,925,275         10,121,739
 shares
----------------------------------------------------------------------------------------------------------------------------------

Net (loss) per share                                      $    (0.153)          $   (0.091)        $    (0.069)       $    (0.029)
----------------------------------------------------------------------------------------------------------------------------------


The notes to unaudited condensed consolidated financial statements are an integral part thereof

Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)


September 30, 2000
                                       Subscribed            Common Stock        Additional   Income (loss)/
                            ------------------------- ------------------------    Paid-in      Accumulated
                              Shares        Amount       Shares      Amount       Capital        Deficit       Total
-----------------------------------------------------------------------------------------------------------------------
Common stock
split after
January 1, 1997                     - -   $      - -    3,000,000   $    3,000   $      - -     $      - -   $    3,000

Share
Subscriptions                   461,538      300,000          - -          - -          - -            - -      300,000

Reverse
Acquisition by
Nostrad                             - -          - -    3,700,000        3,700      367,640            - -      371,340
Net loss - 1997                     - -          - -          - -          - -          - -       (326,600)    (326,600)
-----------------------------------------------------------------------------------------------------------------------
Balance
December 31,
1997                            461,538      300,000    6,700,000      6,700        367,640       (326,600)     347,740
-----------------------------------------------------------------------------------------------------------------------
Private Placement,
net of
Subcriptions                   (461,538)    (300,000)   1,500,000        1,500      973,500            - -      675,000
Finders Fees                        - -          - -          - -          - -      (19,745)           - -      (19,745)

Shares issued
for Licenses                        - -          - -    1,700,000        1,700    1,103,300            - -    1,105,000
Net loss - 1998                     - -          - -          - -          - -          - -     (1,034,610)  (1,034,610)
-----------------------------------------------------------------------------------------------------------------------
Balance
December 31,
1998                                - -          - -    9,900,000        9,900    2,424,695     (1,361,210)   1,073,385
-----------------------------------------------------------------------------------------------------------------------
Shares issued
for Licenses                        - -          - -    1,300,000        1,300    1,298,700            - -    1,300,000
-----------------------------------------------------------------------------------------------------------------------
Subscription
received                            - -      250,000          - -          - -          - -            - -      250,000
-----------------------------------------------------------------------------------------------------------------------
Net loss - 1999                     - -          - -          - -          - -          - -     (1,853,866)  (1,853,866)
-----------------------------------------------------------------------------------------------------------------------
Balance,
December 31,
1999                            250,000     250, 000   11,200,000       11,200    3,723,395     (3,215,076)     769,519
-----------------------------------------------------------------------------------------------------------------------
Shares issued
for cash                       (250,000)         - -    1,000,000        1,000      999,000            - -    1,000,000
-----------------------------------------------------------------------------------------------------------------------
Subscription
received (net)                1,390,600      809,600          - -          - -          - -            - -      809,600
-----------------------------------------------------------------------------------------------------------------------
Finders Fees                        - -     (11,000)          - -          - -       (9,100)           - -      (20,100)
-----------------------------------------------------------------------------------------------------------------------
Net loss -
September 30,
2000                                - -          - -          - -          - -          - -     (1,729,980)  (1,729,980)
-----------------------------------------------------------------------------------------------------------------------
Balance,
September 30,
2000                          1,390,600    1,048,600   12,200,000       12,200    4,713,295     (4,945,056)     829,039
-----------------------------------------------------------------------------------------------------------------------


The notes to the unaudited condensed consolidated financial statements are an integral part thereof

Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                       Nine months          Nine months            Quarter              Quarter
                                                          Ended                Ended                ended                ended
                                                       September 30,        September 30,        September 30,        September 30,
                                                            2000                 1999                 2000                 1999
                                                       -------------        -------------        -------------        ------------
OPERATING ACTIVITIES
  Net income (loss) for period                          $(1,729,980)          $(911,161)           $(820,765)          $(296,865)
  Add expense items not involving cash
      Development cost writedown                                - -                 - -                  - -                 - -
      Depreciation                                          519,011             120,982              147,642              54,896
---------------------------------------------------------------------------------------------------------------------------------
                                                         (1,210,969)           (790,179)            (673,123)           (241,969)
  Add changes in non-cash working capital
   items:
      Accounts receivable                                  (144,821)            (64,419)               2,618             (11,968)
      Inventory                                              (5,329)              2,172                  500               1,486
      Deposits & prepaids                                    10,264              (9,086)                 383              (3,378)
      Accounts Payable                                      (92,981)            814,759             (211,583)            285,535
---------------------------------------------------------------------------------------------------------------------------------
Net funds (used) by operating activities                 (1,443,836)            (46,753)            (881,205)             29,706

INVESTING ACTIVITIES
  Licenses & deferred development costs                         - -               2,852                  - -              (3,687)
  Fixed asset purchases                                      (7,834)            (63,646)              (5,732)              3,227
---------------------------------------------------------------------------------------------------------------------------------
Net funds (used) by investing activities                     (7,834)             (5,731)              (5,732)               (460)

FINANCING ACTIVITIES
  Shares issued for cash, net                               990,900                 - -                  - -                 - -
  Share subsciptions                                        798,600                                  989,100
  Shareholder loans                                        (335,548)             94,744              (92,500)            (18,000)
---------------------------------------------------------------------------------------------------------------------------------
Net funds provided by financing activities                1,453,952              94,744              896,600             (18,000)
---------------------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH                                          2,282             (12,803)               9,663              11,246
   Cash at beginning of period                                8,251              74,366                  870              51,317
---------------------------------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                      $ 10,533           $  61,563            $  10,533           $  61,563
---------------------------------------------------------------------------------------------------------------------------------


The notes to condensed consolidated financial statements are an integral part thereof

Supplemental information:
  Interest paid                     $               - -        $               - -      $               - -      $               - -
                                    -------------------        -------------------      -------------------      -------------------
  Taxes paid                        $               - -        $               - -      $               - -      $               - -
                                    -------------------        -------------------      -------------------      -------------------
  Shares issued for licenses        $               - -        $         1,300,000      $               - -      $         1,300,000
                                    -------------------        -------------------      -------------------      -------------------

Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2000


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

2.   CONTINUING OPERATIONS

     Nostrad Telecommunications Inc. ("Nostrad" or the "Company") was incorporated in Nevada on September 24, 1993. On September 29, 1997, the Company's name was changed from Cave Productions, Inc. to Nostrad. The Company is in the business of providing Pay TV and other services. In order to provide these services the Company requires special licenses in the countries it operates.

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

NOSTRAD TELECOMMUNICATIONS INC.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Nine months ended September 30, 2000 compared to the nine months ended September 30, 1999

During Fiscal -2000 to date, the Company:

     1. In July 2000, the Company announced that it had been selected to manage Arabia Radio and Television ("ART") for Morocco. ART currently has over 4,000 subscribers in Morocco, offering 10 channels.
     2. Continued providing direct to home ("DTH") television service in Morocco which commenced in October 1999.
     3. Delayed launch of MMDS operations in Kampala, Uganda and Dar es Salaam, Tanzania.
     4. Completed a private placement o October 25, 2000 of $530,600 by issuing 530,600 shares and 530,600 share purchase warrants. Each share purchase warrant entitles the holder to purchase one share for $1.50 during the first year and $2.00 during the second year.
     5.   Issued 660,000 under the Company's stock option plan for $429,000.
     6. Commenced private placement offering of 2,000,000 cash less warrants to raise $1,000,000. The warrants expire December 31, 2000.

The Company continues to distribute "Showtime" programming package, a DTH service. Showtime is a Viacom Inc. company headquartered in Dubai, UAE and uplinks 14 specialty Pay-TV channels and 25 free to air channels. The Company is attempting to secure exclusive licenses for MMDS in Morocco, Egypt, Indonesia, Croatia, and the Ivory Coast. The Company is currently in negotiations in Pakistan to provide Subscriber Management, Programming, Operation and Technical Management for the country's exclusive MMDS operator. During Fiscal 2000 to date there was a material change in the Company's sales and gross profit as outlined as follows:

------------------------------------- -------------------- ------------------ ------------------- -------------------
                                               YTD 2000            Q3-2000            YTD 1999            Q3-2000
------------------------------------- -------------------- ------------------ ------------------- -------------------
Pager sales revenues                           $    1,000          $    - -          $    4,000           $      - -
Pager service revenue                               1,000             1,000              22,000                5,000
DTH sales                                          10,000             5,000               7,000                  - -
DTH Services                                      219,000            37,000               7,000              (17,000)
                                      -------------------- ----------------- ------------------- --------------------
                                                  231,000            43,000              40,000              (12,000)
                                      -------------------- ----------------- ------------------- --------------------
Cost of Pager Sales                                 1,000               - -               3,000                1,000
Cost of Pager Services                                - -               - -               1,000                  - -
Cost of DTH Sales                                   2,000             1,000               6,000                3,000
Cost of DTH Services                               70,000            11,000              80,000               63,000
                                      -------------------- ----------------- ------------------- --------------------
                                                   73,000            12,000              90,000               67,000
                                      -------------------- ----------------- ------------------- --------------------
Gross Profit                                   $  158,000          $ 31,000          $  (50,000)           $ (79,000)
------------------------------------- -------------------- ----------------- ------------------- --------------------

Since starting up in late 1998, paging operations in Mongolia competed against inexpensive mobile telephone "receive only" services. Consequently, the Company upon experiencing low pager sales, is in the process of shutting down its Mongolia paging operations.

DTH sales on the other hand has gown to over 350 plus 3 hotels. Consequently service fees rose to over to over $37,000 during Q3 - 2000. DTH fees rose to over $219,000 during YTD 2000.

During YE 2000 to date, general and administration expenses, net of depreciation, were

-------------------------------------------- ------------------ ----------------
                                                    2000              1999
-------------------------------------------- ------------------ ----------------
Mongolia
   General and administration                      $ 18,000         $ 38,000
   Amortization                                      28,000           52,000
North American Head Office
   General and administration                       929,000          561,000
   Amortization                                     410,000              - -
Singapore Office
   General and administration                        57,000           62,000
   Amortization                                       1,000           21,000
Kampala Office
   General and administration                       116,000          170,000
   Amortization                                      76,000           45,000
Morocco Office
   General and administration                       253,000           30,000
   Amortization                                       4,000            3,000


Total General and administration                $ 1,373,000        $ 861,000
Total Amortization                                $ 519,000        $ 121,000
-------------------------------------------- ------------------ ----------------

During YE 2000 to date, general and administration costs, net of depreciation were $1,779,000 as compared to $861,000 during YE 1999. The main cause was increased consulting fees in the North American head office to $626,000 paid to assist in the provision of investor relations for the Company as compared to $216,000 during YE 1999. Furthermore, due to start up costs in Morocco, cost there increased by $223,000 over YE 1999.

Nine months ended September 30, 1999 compared to the nine months ended September 30, 1998

During Fiscal-99 the Company:

1.   Commenced providing direct to home ("DTH") television service in Morocco.
2. Completed the main antenna atop the largest building in Dar es Salaam. Commenced leasehold improvements required
3. Completed engineering and systems design for Tanzania and Ghana and plans to launch Pay TV services there in 1st Quarter 2000.
4. Due to the slowdown of the Asian markets and unresolved programming copyright issues, facilitation of the Subscription TV roll out in Mongolia has been indefinitely delayed.

The Company entered into an agreement to distribute "Showtime" programming package, a Direct to Home (DTH) service. Showtime is a Viacom Company headquartered in Dubai, UAE and uplinks 12 specialty Pay-TV channels and 25 Free to Air channels. The Company is also in the process of securing exclusive licenses for MMDS frequencies in the Ivory Coast, Morocco, Tunisia, Bangladesh and Indonesia. In Pakistan NOSTRAD is in the final stages of negotiations to acquire equity and to provide Subscriber Management, Programming, Operational and Technical Management for the country's exclusive MMDS operator. It is planned to utilize and expand on the transmission equipment, the current viewing base (estimated to be around 600,000 households), and the frequency spectrum of the current operation. NOSTRAD intends to upgrade the current head-end to receive digitally encrypted signals and to re-encrypt the signal for the terrestrial re-broadcast of the Subscription TV service. In addition, NOSTRAD will implement a complete operational plan, including installation of a subscriber management system and marketing strategy, as well as acquisition of programming for the network.

During Fiscal-99, General and administration expenses, net of depreciation and foreign exchange were $740,000 as compared to $330,000 during Fiscal - 98. The cause of this increase is due to the opening of the Kampala and Casablanca offices and increased administration activities.

Liquidity and Capital Resources

As at September 30, 2000, the Company's working capital was a $1,290000 deficiency, as compared to working capital deficiency of $1,275,000 as at September 30, 1999. The Company has no other long-term liabilities. Additional working capital is expected to be raised by way private placement and further borrowings from its majority shareholder.

Plan of Operation

Projects

     o The Morocco DTH project. The Company has commenced providing and marketing ShowTime's DTH services in October 1999. As of September 30, 2000 the Company has 350 individual subscriber, and 3 Hotel's (with combined total of 780 rooms).

     o The Uganda Pay TV project. Although it was anticipated that the Company would be able to roll out the Pay TV project in the last half of the year 2000. In order to accomplish this the Company will require an additional $800,000 to cover inventory, marketing, additional equipment and other startup costs. Subject to receiving financing, the Company anticipates that the equipment will arrive in Kampala by Q4 2000. The Company has completed the construction of the head-end and entered into a long term lease of tower space on Kololo Hill.

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

Risks

The Company, to date, has obtained licenses to provide PAY-TV in areas where over 3,400,000 TV households will be passed by the Company's signals. The Company must now commence a marketing program and sell its receivers and subscription to the TV households. If all or parts of the target markets are to be rolled out, the Company must raise approximately $5.0 million. In other words, the Company is at the development stage of its operations and, as such, is uncertain of the risks, which may impact on its financial operations in the future. If the Company is unable to raise the required funds, the Company may be in default of the frequency licensing agreement(s) and be at risk of losing the said license(s). The risks, which will have to be addressed by the Company, may include the intensely competitive nature of the telecommunications industry, fluctuating currency markets, laws relating to repatriation of profits, taxation, political stability, and expropriation and insurrection. Management of the Company tries to minimize the above risks through careful due diligence at the investment decision stage, both with respect to the technical merits and economic prospects of ventures in which the Company is considering participation, and with respect to the incipient political risks associated with investment within a particular country or region.

Statements in this report that may not be historical facts and that may be forward-looking statements are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by the Company. These factors include, but are not limited to: (i) the nature of the Pay TV markets, specifically obtaining suitable programming at a reasonable cost, (ii) the ability of the Company to raise capital for projects within the context of overall telecommunication capital market dynamics, (iii) the establishment of a sustainable subscriber base to the point of economic viability, (iv) the viability of Pay TV projects based on imperfect demographic analysis, (v) regulatory changes impacting on the nature, scope and content of projects and operations, throughout the Company's areas of operations, (vi) other factors detailed from time to time in the Company's filings with the United States Securities and Exchange Commission, and
(vii) or any other factors.

Political Risk

In order to mitigate the political risk in the Company's target markets, the company has arranged for political risk insurance provided through Lloyd's of London, based on a variable valuation of the operating companies in the nations concerned.